Form 10-Q
period 1996-05-31
SSI CAPITAL CORP
filed 1996-07-15
CIK 357245

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  May 31, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from.....................to..........................

Commission File Number:          0-12893
                       ---------------------------------------------------------


                                SSI CAPITAL CORP.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         New York                                               14-1623047
- -------------------------------                          -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)


   Suite 311
   150 Vanderbilt Motor Parkway
   Hauppauge, New York                                           11788
- ----------------------------------------                         ---------------
(Address of principal executive offices)                         (Zip Code)


                             (516) 273-0059
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes      X                No
           -------------            -------------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The issuer has outstanding one class of common stock. As of the close of the period covered by this report, there were 1,749,463 shares outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          Index to Financial Statements

Balance Sheet as at May 31, 1996 and November 30, 1995.

Statement of Stockholder's Equity for the period July 15, 1991 (inception of development stage) through May 31, 1996.

Statement of Operations for the three months ended May 31, 1996 and February 29, 1996 and for the period July 15, 1991 (inception of development stage) to May 31, 1996.

Statement of Cash Flows for the three months ended May 31, 1996 and February 29, 1996 and for the period July 15, 1991 (inception of development stage) to May 31, 1996.

Notes to Financial Statements

                                SSI CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                     ASSETS

                                                    MAY 31           NOVEMBER 30
                                                     1996               1995
                                                  (UNAUDITED)
CURRENT ASSETS
   Cash                                            $193,595           $193,799
                                                   --------           --------

         TOTAL CURRENT ASSETS                       193,595            193,799

OTHER ASSETS
   Investments (Note 2)
                                                   --------           --------

         TOTAL ASSETS                              $193,595           $193,799
                                                   ========           ========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES






   Accrued expenses                                $ 25,028           $ 25,503
                                                   --------           --------

         TOTAL CURRENT LIABILITIES                   25,028             25,503
                                                   --------           --------


STOCKHOLDERS' EQUITY
   Preferred stock $.01 par value
     1,000,000 shares authorized;
     none issued and outstanding
   Common stock $.001 par value
     100,000,000 shares authorized;
     1,749,463 issued and outstanding                 1,749              1,749
   Additional paid in capital                       182,066            182,066
   Retained earnings (deficit)                      (15,248)           (15,519)
                                                   --------           --------

         TOTAL                                      168,567            168,296
                                                   --------           --------

         TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                   $193,595           $193,799
                                                   ========           ========

                                SSI CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                        Deficit
                                                                                      Accumulated
                                                           Capital In     Prior          During         Total
                                       Common Stock        Excess of     Retained      Development   Stockholders'
                                     Shares     Amount     Par Value     Earnings         Stage         Equity
                                     ------     ------     ---------     --------         -----         ------
Balance, July 15, 1991             7,422,243   $  7,422    $ 75,193      $40,440        $             $123,055
 (Emergence of Chapter 11)

Private Placement
 July 15, 1991                     8,372,318      8,373      91,627                                    100,000

Issuance of shares to
 creditors, July 15, 1991          1,200,068      1,200                                                  1,200

Income for the period July 15,
 1991 to November 30, 1991                                                                 7,704         7,704

Loss for the year ended
 November 30, 1992                                                                       (23,301)      (23,301)

Issuance of stock re:
 bankruptcy plan                     500,000        500        (500)

Loss for the year ended
 November 30, 1993                                                                       (17,017)      (17,017)
                                  ----------   --------    --------      -------        --------      --------

Balance, November 30, 1993        17,494,629     17,495     166,320       40,440         (32,614)      191,641

Reverse split, one for ten       (15,745,166)   (15,746)     15,746

Loss for the year ended
 November 30, 1994                                                                       (31,118)      (31,118)
                                  ----------   --------    --------      -------        --------      --------

Balance, November 30, 1994         1,749,463      1,749     182,066       40,440         (63,732)      160,523

Income for the year ended
 November 30, 1995                                                                         7,773         7,773
                                  ----------   --------    --------      -------        --------      --------

Balance, November 30, 1995         1,749,463      1,749     182,066       40,440         (55,959)      168,296

Income for the six months ended
 May 31, 1996 (unaudited)                                                                    271           271
                                  ----------   --------    --------      -------        --------      --------

Balance, May 31, 1996
  (Unaudited)                      1,749,463   $  1,749    $182,066      $40,440        $(55,688)     $168,567
                                  ==========   ========    ========      =======        ========      ========

                                SSI CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                    UNAUDITED


                                                                          For The Period
                                               For The Six                July 15, 1991
                                               Months Ended               (Inception) To
                                                  May 31                     May 31,
                                           1996             1995              1996
REVENUE
   Interest income                      $    3,219       $    1,686        $   36,579
   Other income                                                                21,566
   Insurance reimbursement                                                      1,840
                                        ----------       ----------        ----------

          TOTAL                              3,219            1,686            59,985
                                        ----------       ----------        ----------

EXPENSES
   Legal and professional                    1,866              678            71,548
   Transfer fees                               550              750            14,659
   Storage                                                      132             3,009
   Miscellaneous                                91               97             1,516
   Travel                                                                         767
   Interest                                                                     8,842
                                        ----------       ----------        ----------

     TOTAL                                   2,507            1,657           100,341
                                        ----------       ----------        ----------

INCOME (LOSS) BEFORE INCOME TAXES              712               29           (40,356)

INCOME TAXES                                   441              413            15,332
                                        ----------       ----------        ----------

NET LOSS                                $      271       $     (384)       $  (55,688)
                                        ==========       ==========        ==========

LOSS PER SHARE                          $      NIL       $      NIL        $     (.03)
                                        ==========       ==========        ==========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                1,749,463        1,749,463         1,735,225
                                        ==========       ==========        ==========

                                SSI CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                    UNAUDITED


                                                        For The Three
                                                        Months Ended
                                                           May 31
                                                  1996                1995
REVENUE
   Interest income                             $    1,672          $    1,883
   Other income                                                        15,045
                                               ----------          ----------

                  TOTAL                             1,672              16,928
                                               ----------          ----------

EXPENSES
   Legal and professional                             632               3,216
   Transfer & filing fees                             550               2,000
   Miscellaneous                                       25                 (16)
                                               ----------          ----------

         TOTAL                                      1,207               5,200
                                               ----------          ----------

INCOME (LOSS) BEFORE INCOME TAXES                     465              11,728

INCOME TAXES                                          (70)                  8
                                               ----------          ----------

NET INCOME (LOSS)                              $      535          $   11,720
                                               ==========          ==========

EARNINGS (LOSS) PER SHARE:
  Income (loss) per share                      $      NIL          $     (.01)
                                               ==========          ==========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                      1,749,463           1,749,463
                                               ==========          ==========

                                SSI CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                                               For The Period
                                                         For The Six           July 15, 1991
                                                        Months Ended           (Inception) To
                                                           May 31                  May 31,
                                                    1996             1995           1996

CASH FLOWS FROM OPERATING
  ACTIVITIES

   Net income (loss)                               $    271        $ 11,336        $(55,688)

Changes in operating assets and liabilities:
   Increase (decrease) in:
       Accrued expenses                                (475)         (1,000)         18,392
       Accounts payable                                                             (95,419)
   (Increase) decrease in:
       Accounts receivable                                                           50,379
       Due from Norstar Bank                                                         50,000
                                                   --------        --------        --------

   NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES                               (204)         10,336         (32,336)

BEGINNING CASH BALANCE                              193,799         187,226         225,931
                                                   --------        --------        --------

ENDING CASH BALANCE                                $193,595        $197,562        $193,595
                                                   ========        ========        ========


Supplemental Cash Flows Information

         Taxes paid                                $    441        $    421
                                                   ========        ========

                                SSI CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENT
                                  MAY 31, 1996
                                    UNAUDITED

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

The Company filed an amended Certificate of Incorporation on June 16, 1995 whereby they changed the name of the corporation from Saratoga Standardbreds, Inc. to SSI Capital Corp. In addition, the issued and outstanding common shares were reverse split on a one for ten basis. All information in these financial statements have been adjusted to reflect this amendment.

The Company was incorporated in the State of New York on January 30, 1981. On December 5, 1988, the Company filed a Voluntary Petition for Reorganization under Chapter 11 of the Bankruptcy Code. At the time of the filing of its petition, the Debtor was engaged in the business of serving the Standardbred horse industry. The Plan of Reorganization was confirmed by the United States Bankruptcy Court, Northern District of New York on October 9, 1990. Although the Plan of Reorganization was confirmed on October 9, 1990 by the Bankruptcy Court, the Company has deemed the plan consummated on July 14, 1991 with the conveyance of its primary asset of real estate to Norstar Bank on such date pursuant to the plan. As a condition to the confirmation of the Plan, the Company effected a concurrent private placement of 8,372,318 common shares, $.001 par value, for gross proceeds of $100,000 which are not subject to any claims of creditors under the plan.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates and assumptions.

BUSINESS ACTIVITY

The Company is presently engaged in seeking out a suitable business for acquisition or merger. The Company has no formal business plan or any particular area of business which it intends to engage. The Company will attempt to acquire a business which it believes has potential for successful development.

The financial data for the six and three months ended May 31, 1996 and 1995, and the period July 15, 1991 (commencement of development stage) through May 31, 1996 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the management, necessary for a fair presentation of the results of operations for such periods.

                                SSI CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENT
                                  MAY 31, 1996
                                    UNAUDITED


RELATED PARTY TRANSACTIONS

The Company maintains its business office at the office of its President, 150 Vanderbilt Motor Parkway, Suite 311, Hauppauge, NY 11788. The Company is using these offices on a rent free basis until such time as it is required to find its own space. The Company has the benefit of a receptionist and clerical help without cost to it until management finds it necessary to move into separate space.

Edmond O'Donnell was elected President of the Company in October, 1990. He has been a director since January, 1981. Mr. O'Donnell is a self employed management consultant and is also a private investor. As of July 15, 1991, he was an officer, director and principal shareholder of Gro-Vest, Inc., a management consulting firm, and was also a registered principal and an officer, director and principal shareholder of G-V Capital Corp., a member of the National Association of Securities Dealers. His relationship with G-V Capital Corp. terminated as of December 31, 1992.

Lawrence Kaplan was elected Secretary and Treasurer of the Company in October, 1990. He has been a director since July, 1981. Mr. Kaplan is an officer, director and principal shareholder of Gro-Vest, Inc. He is also a registered representative and an officer, director and principal shareholder of G-V Capital Corp. Mr. Kaplan is a director of American United Global, Inc., a distributor of JI Case construction equipment in the Pacific Northwest and a manufacturer of specialty and commodity O-rings. He is also and officer and director of The Park Group, Ltd. and Andover Equities Corp., companies engaged in seeking business opportunities.

Management of the Company will devote only such time as they deem necessary to the activities of the Company.

Edmond O'Donnell is primarily responsible for the financial and recordkeeping affairs of the Company and is responsible for evaluating acquisitions for the Company. Both he and Lawrence Kaplan are devoting a portion of their time to looking for and investigating prospects for the Company.

Of the 8,172,318 common shares issued on July 15, 1991 in the private placement, fifty percent (50%) were purchased by Edmond O'Donnell and Lawrence Kaplan.

                                SSI CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENT
                                  MAY 31, 1996
                                    UNAUDITED


NOTE 2: INVESTMENTS

The Company, since prior to the filing of its petition, was the General Partner of Niavest, L.P., a limited partnership engaged in the breeding of Standardbred Horses. The Company was also the owner of 307 Units of Limited Partnership interests in Niavest. Under the Plan, the Units were transferred to Norstar Bank, the Company's secured lender. The Company remained as the General Partner of Niavest and, as such, could be contingently liable for the debts of the Limited Partnership. There is no known claim with respect to any such liability. Following the close of the Company's fiscal year ending November 30, 1995, Niavest was terminated and all of its assets were distributed to the limited partners. Thereafter, Niavest was formally dissolved with the filing of a Certificate of Dissolution.

NOTE 3:  COMMON STOCK

As authorized in the Plan of Reorganization, the certificate of incorporation was amended to change the authorized common shares from 8,500,000 shares to 100,000,000 shares. The par value of the common shares was changed from $.01 to $.001. The par value of the preferred stock was changed from $.10 to $.01. Pursuant to the plan, the Company issued 1,000,043 new common shares to the general unsecured creditors and 200,025 new common shares to the subordinated creditors effective July 15, 1991. At the same time the private placement of 8,172,318 new common shares were issued for proceeds of $100,000. On December 4, 1993 the Company issued 500,000 shares to Norstar Bank to be held for investment purposes only, pursuant to an agreement entered into as part of the bankruptcy proceedings. On June 16, 1995 the Company filed an amended Certificate of Incorporation whereby the issued and outstanding common shares were reverse split on a one for ten basis. The information in these financial statements have been adjusted to reflect this amendment.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

     The Company is deemed to be a development stage company since July 15, 1991, the date of the consummation of its Plan of Reorganization. The Company's former business has been terminated completely and its ongoing activities are expected to consist of finding a suitable business for acquisition or merger.

Results of Operations

     During the development stage period (July 15, 1991 through May 31, 1996, the Company's revenue amounted to $59,985. Its expenses, consisting primarily of New York State income taxes and legal and professional fees, amounted to $115,673. As a result, the Company sustained a net loss during such period of $55,688.

Liquidity and Capital Resources

     As of May 31, 1996, the Company had working capital of $193,595. The significant amount of capital necessary to acquire and develop a successful business in today's economy will limit the Company's ability to locate one suitable for acquisition or merger. Given the limited amount of working capital, the potential venture is likely to involve the acquisition of, or merger with a company which is not seeking immediate substantial amounts of cash but one which desires to establish a public trading market for its shares. It is possible that the Company will require additional financing to expand and fund any business which it acquires or establishes. If additional funds are required, there can be no assurance given that additional financing will be available on commercially reasonable terms or otherwise.

                           PART II - OTHER INFORMATION

                                      None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  SSI CAPITAL CORP.

Dated:            June 12, 1996

                  By /s/Edmond O'Donnell
                    ---------------------------
                    Edmond O'Donnell, President


                  By /s/Lawrence Kaplan
                    ----------------------------------
                    Lawrence Kaplan, Treasurer

                                EXHIBIT INDEX




Exhibit No.                                     Description

   27                                       Financial Data Schedule