Form 10-Q
period 1996-08-31
SSI CAPITAL CORP
filed 1996-10-11
CIK 357245

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  August 31, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from..............to...................

Commission File Number:          0-12893
                        -----------------------------------------

                                SSI CAPITAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         New York                                              14-1623047
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


   Suite 311
   150 Vanderbilt Motor Parkway
   Hauppauge, New York                                                11788
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)


                                 (516) 273-0059
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes     [ X ]         No     [  ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The issuer has outstanding one class of common stock. As of the close of the period covered by this report, there were 1,749,463 shares outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          Index to Financial Statements

Balance Sheet as at August 31, 1996 and November 30, 1995.

Statement of Stockholder's Equity for the period July 15, 1991 (inception of development stage) through August 31, 1996.

Statement of Operations for the nine months ended August 31, 1996 and August 31, 1995 and for the period July 15, 1991 (inception of development stage) to August 31, 1996.

Statement of Operations for the three months ended August 31, 1996 and August 31, 1995.

Statement of Cash Flows for the nine months ended August 31, 1996 and August 31, 1995 and for the period July 15, 1991 (inception of development stage) to August 31, 1996.

Notes to Financial Statements

                                SSI CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                     ASSETS

                                                                  AUGUST 31        NOVEMBER 30
                                                                    1996               1995
                                                                 (UNAUDITED)

CURRENT ASSETS
   Cash                                                           $ 193,241         $ 193,799
                                                                  ---------         ---------

         TOTAL CURRENT ASSETS                                       193,241           193,799

OTHER ASSETS Investments (Note 2)                                 ---------         ---------

          TOTAL ASSETS                                             $ 193,241         $ 193,799
                                                                  =========         =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accrued expenses                                               $  24,478         $  25,503
                                                                  ---------         ---------

         TOTAL CURRENT LIABILITIES                                   24,478            25,503
                                                                  ---------         ---------


STOCKHOLDERS' EQUITY
   Preferred stock $.01 par value
     1,000,000 shares authorized;
     none issued and outstanding
   Common stock $.001 par value
     100,000,000 shares authorized;
     1,749,463 issued and outstanding                                 1,749             1,749
   Additional paid in capital                                       182,066           182,066
   Retained earnings (deficit)                                      (15,052)          (15,519)
                                                                  ---------         ---------

         TOTAL                                                      168,763           168,296
                                                                  ---------         ---------

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                     $ 193,241         $ 193,799
                                                                  =========         =========

                                SSI CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                        Deficit
                                                                                      Accumulated
                                                          Capital In      Prior          During         Total
                                       Common Stock       Excess of      Retained      Development   Stockholders'
                                     Shares    Amount     Par Value      Earnings         Stage         Equity
                                     ------    ------     ----------     --------     ------------   -------------

Balance, July 15, 1991             7,422,243   $ 7,422    $  75,193      $40,440        $              $123,055
 (Emergence of Chapter 11)

Private Placement
 July 15, 1991                     8,372,318     8,373       91,627                                     100,000

Issuance of shares to
 creditors, July 15, 1991          1,200,068     1,200                                                    1,200

Income for the period July 15,
 1991 to November 30, 1991                                                                 7,704          7,704

Loss for the year ended
 November 30, 1992                                                                       (23,301)      ( 23,301)

Issuance of stock re:
 bankruptcy plan                     500,000       500     (    500)

Loss for the year ended
 November 30, 1993                                                                       (17,017)      ( 17,017)
                                  ----------    ------      -------       ------          ------        -------

Balance, November 30, 1993        17,494,629    17,495      166,320       40,440         (32,614)       191,641

Reverse split, one for ten       (15,745,166)  (15,746)      15,746

Loss for the year ended
 November 30, 1994                                                                       (31,118)      ( 31,118)
                                  ----------    ------      -------       ------          ------        -------

Balance, November 30, 1994         1,749,463     1,749      182,066       40,440         (63,732)       160,523

Income for the year ended
 November 30, 1995                                                                         7,773          7,773
                                  ----------    ------      -------       ------          ------        -------

Balance, November 30, 1995         1,749,463     1,749      182,066       40,440         (55,959)       168,296

Income for the nine months ended
 August 31, 1996 (unaudited)                                                                 467            467
                                  ----------    ------      -------       ------          ------        -------

Balance, August 31, 1996
  (Unaudited)                   $  1,749,463  $  1,749    $ 182,066      $40,440        $(55,492)     $ 168,763
                                  ==========    ======      =======       ======          ======        =======

                                SSI CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                    UNAUDITED


                                                           For The Period
                                        For The Nine        July 15, 1991
                                        Months Ended       (Inception) To
                                          August 31           August 31
                                       1996       1995           1996

REVENUE
   Interest income                  $  5,127    $ 5,708        $ 38,487
   Other income                                  15,045          21,566
   Insurance reimbursement                                        1,840
                                      ------     ------         -------

          TOTAL                        5,127     20,753          61,893
                                      ------     ------         -------

EXPENSES
   Legal and professional              2,944      8,391          72,626
   Transfer and filing fees              800      3,270          14,909
   Storage                               350        636           3,359
   Miscellaneous                         125         85           1,550
   Travel                                                           767
   Interest                                                       8,842
                                      ------     ------         -------

     TOTAL                             4,219     12,382         102,053
                                      ------     ------         -------

INCOME (LOSS) BEFORE INCOME TAXES        908      8,371         (40,160)

INCOME TAXES                             441        421          15,332
                                      ------     ------         -------

NET LOSS                            $    467   $  7,950       $( 55,492)
                                      ======     ======         =======

LOSS PER SHARE                      $    NIL   $    NIL       $(    .03)
                                      ======     ======         =======

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING           1,749,463  1,749,463       1,735,924
                                    =========  =========       =========

                                SSI CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                         For The Three
                                                          Months Ended
                                                            August 31
                                                    1996                1995

REVENUE
   Interest income                              $     1,908         $     2,139
   Other income

                  TOTAL                               1,908               2,139
                                                -----------         -----------

EXPENSES
   Legal and professional                             1,078               4,497
   Transfer & filing fees                               250                 520
   Storage                                              350                 504
   Miscellaneous                                         34                   4
                                                -----------         -----------

         TOTAL                                        1,712               5,525
                                                -----------         -----------

INCOME (LOSS) BEFORE INCOME TAXES                       196              (3,386)

INCOME TAXES                                    -----------         -----------

NET INCOME (LOSS)                               $       196         $    (3,386)
                                                ===========         ===========

EARNINGS (LOSS) PER SHARE:
  Income (loss) per share                       $       NIL         $       NIL
                                                ===========         ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        1,749,463           1,749,463
                                                ===========         ===========

                                SSI CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                          For The Period
                                        For The Nine       July 15, 1991
                                        Months Ended      (Inception) To
                                          August 31          August 31
                                       1996       1995         1996

CASH FLOWS FROM OPERATING
  ACTIVITIES
   Net income (loss)               $     467   $   7,950     $( 55,492)

Changes in operating assets
 and liabilities:
   Increase (decrease) in:
       Accrued expenses             (  1.025)   (    980)       17,842
       Accounts payable                                       ( 95,419)
   (Increase) decrease in:
       Accounts receivable                                      50,379
       Due from Norstar Bank                                    50,000
                                   ---------    --------     ---------
   NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES            (    558)      6,970      ( 32,690)

BEGINNING CASH BALANCE               193,799     187,226       225,931
                                     -------     -------       -------

ENDING CASH BALANCE                $ 193,241   $ 194,196     $ 193,241
                                     =======     =======       =======


Supplemental Cash Flows Information

         Taxes paid               $     441   $     421
                                    =======     =======

                                SSI CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENT
                                 AUGUST 31, 1996
                                    UNAUDITED

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

The financial data for the nine and three months ended August 31, 1996 and 1995, and the period July 15, 1991 (commencement of development stage) through August 31, 1996 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of the management, necessary for a fair presentation of the results of operations for such periods.

                                SSI CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENT
                                 AUGUST 31, 1996
                                    UNAUDITED


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

Lawrence Kaplan was elected Secretary and Treasurer of the Company in October, 1990. He has been a director since July, 1981. Mr. Kaplan is an officer, director and principal shareholder of Gro- Vest, Inc. He is also a registered representative and an officer, director and principal shareholder of G-V Capital Corp. Mr. Kaplan is a director of American United Global, Inc., a distributor of JI Case construction equipment in the Pacific Northwest and a manufacturer of specialty and commodity O- rings. He is also an officer and director of The
Park Group, Ltd. and Andover Equities Corp., companies engaged in seeking business opportunities.

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

                                SSI CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENT
                                 AUGUST 31, 1996
                                    UNAUDITED

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

NOTE 3:  COMMON STOCK

As authorized in the Plan of Reorganization, the certificate of incorporation was amended to change the authorized common shares from 8,500,000 shares to 100,000,000 shares. The par value of the common shares was changed from $.01 to $.001. The par value of the preferred stock was changed from $.10 to $.01. Pursuant to the plan, the Company issued 1,000,043 new common shares to the general unsecured creditors and 200,025 new common shares to the subordinated creditors effective July 15, 1991. At the same time the private placement of 8,172,318 new common shares were issued for proceeds of $100,000. On December 4, 1993 the Company issued 500,000 shares to Norstar Bank to be held for investment purposes only, pursuant to an agreement entered into as part of the bankruptcy proceedings. On June 16, 1995 the Company filed an amended Certificate of Incorporation whereby the issued and outstanding common shares were reverse split on a one for ten basis. The information in these financial statements has been adjusted to reflect this amendment.

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

Results of Operations

         During the three months ended August 31, 1996, the Company's revenue amounted to $1,908. Its expenses, consisting primarily of legal and professional fees, amounted to $1,712. As a result, the Company sustained a net gain during such period of $196.

Liquidity and Capital Resources

         As of August 31, 1996, the Company had working capital of $168,763. The significant amount of capital necessary to acquire and develop a successful business in today's economy will limit the Company's ability to locate one suitable for acquisition or merger. Given the limited amount of working capital, the potential venture is likely to involve the acquisition of, or merger with a company which is not seeking immediate substantial amounts of cash but one which desires to establish a public trading market for its shares. The Company is currently negotiating with a possible merger candidate, but the final terms of such a transaction have not been established as of the date of filing this report. There can be no assurance that the Company will consummate a transaction with this or any other merger or acquisition candidate. It is possible that the Company will require additional financing to expand and fund any business which it acquires or establishes. If additional funds are required, there can be no assurance given that additional financing will be available on commercially reasonable terms or otherwise.

                           PART II - OTHER INFORMATION

                                      None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  SSI CAPITAL CORP.


Dated:            October 4, 1996                    By: /s/Edmond O'Donnell
                                                     ---------------------------
                                                     Edmond O'Donnell, President


                                                     By: /s/Lawrence Kaplan
                                                     ---------------------------
                                                     Lawrence Kaplan, Treasurer

                                  Exhibit Index


27.1     Financial Data Schedule