Form 10-K
period 1996-11-30
SSI CAPITAL CORP
filed 1997-02-28
CIK 357245

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended  NOVEMBER 30, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

For the transition period from             to

Commission File Number:

                                SSI CAPITAL CORP.
             (Exact name of registrant as specified in its charter)

                NEW YORK                                     14-1623047
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                       Identification Number)

              SUITE 311
     150 VANDERBILT MOTOR PARKWAY
          HAUPPAUGE, NEW YORK                                    11788
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number:  (516) 273-0059

Securities registered pursuant to Section 12(b):   NONE

Securities registered pursuant to Section 12(g):

                    COMMON SHARES, PAR VALUE $.001 PER SHARE

             Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES X   NO
                                             ---      ---

             As of November 30, 1996, the issuer had outstanding a total of 1,749,541 common shares. The aggregate market value of the voting common shares of the Company held by non-affiliates as of November 30, 1996 is indeterminable, there having been no active trading market for the Company's common shares at that time or at any time thereafter.

                                     PART I

         On December 5, 1988, the Company filed a Voluntary Petition for Reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of New York (the "Bankruptcy Court"). An order confirming the Company's Amended Plan of Reorganization (the "Plan") was made by the Bankruptcy Court on October 9, 1990 and the Plan was consummated on or about July 15, 1991.

         The Company is no longer engaged in its prior business and its condition at the consummation of the Plan, as well as its present condition and activities, have no relationship to its prior business. Accordingly, the Company is considered to have been a development stage company since July 15, 1991.

ITEM 1. BUSINESS

         The Company is presently engaged in seeking out a suitable business for acquisition or merger. The Company has no formal business plan or any particular area of business in which it intends to engage. The Company will attempt to acquire a business which it believes has potential for successful development. The Company has not adopted any formal business plan or conducted any market studies with respect to any business or industry. No representation is made that management of the Company has any particular expertise in connection with the proposed activities of the Company and management may rely on independent experts or consultants in any business field in connection with their examination and investigation of a potential acquisition.

         It is not expected that shareholders of the Company will be consulted with respect to any acquisition engaged in by the Company.

         The Company's officers have other commitments and only such time is being devoted to the Company as is necessary to seek out a suitable opportunity. In addition, it may be necessary to employ outside help at substantial expense. Such help may not be available to the Company when and if required.

         In the acquisition of any given business, it may be expected that the Company will require additional financing to expand and fund any business which it acquires. The Company may incur substantial indebtedness which will substantially change the capital structure of the Company and would most likely expose the Company's shareholders to a greater risk of loss in the event of financial difficulty. If additional funds are required, there can be no assurance given that additional financing will be available on commercially reasonable terms or otherwise.

         The search is not being restricted to any specific kind of activity, business or industry or geographical location. The

Company may acquire a business in any stage of its development including its preliminary or development stage, as well as one which is already in operation. It is impossible to predict the status of any venture in which the Company may participate.

         A potential venture may involve the acquisition of or merger with a company which is not seeking immediate substantial amounts of cash but one which desires to establish a public trading market for its shares. A company which seeks the Company's participation in attempting to consolidate its operations through a merger, reorganization, acquisition, or some other form of combination may desire to do so to avoid what it may deem to be adverse consequences of itself undertaking a public offering. Factors considered may include time delays, significant expense, loss of voting control and the inability or unwillingness to meet the requirements of various federal and state laws enacted for the protection of investors.

         The analysis of new business ventures is being undertaken by or under the supervision of the officers, none of whom is a professional business analyst. In analyzing prospective business ventures, management will consider such matters as it deems appropriate which may include the available technical, financial and managerial resources; working capital and other financial requirements; the history of the operations, if any; prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; risk factors; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, trade or service marks; and name identification.

         As part of the Company's investigation, its officers may meet personally with the management and other key personnel of the company considered to be acquired. They may visit and inspect facilities, obtain independent analyses or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures, to the extent of the Company's limited financial resources.

         Generally, the Company will analyze all available factors in the circumstances and make a determination without reliance upon any single factor as controlling. The Company is unable to predict when, if at all, it may participate in a venture.

         It is anticipated that opportunities may be sought by or presented to the Company from various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. In certain circumstances, the Company may agree to pay a finder's fee or to otherwise compensate persons, including officers and directors of the Company, for services rendered in bringing about a transaction. The form and amount of any such finder's fee or other compensation which may be paid for services rendered in bringing about a transaction is subject to future negotiation between the Company, the entity to be acquired and the finder.

         The Company may acquire a business by conducting an acquisition, merger, consolidation or reorganization. It may be expected that any such transaction will involve the issuance of additional securities in the Company. The percentage of shares held by all shareholders of the Company prior to such transaction or reorganization, are likely to be substantially decreased by such transaction.

         Depending upon the form of business combination, the transaction may be accomplished upon the sole determination of management without any vote or approval by shareholders. If a shareholder vote is required, or is deemed appropriate by management, the obtaining of such shareholder approval may result in delay and additional expense in the consummation of any proposed transaction. In addition, the transaction may give rise to certain appraisal rights to dissenting shareholders. Most likely, management will seek to structure any such transaction so as not to require shareholder approval.

         In the event the Company finds an opportunity for an acquisition, of which there can be no assurance, which requires the issuance of significant additional shares, it may be anticipated that control over the Company's affairs will be transferred to others and that the present shareholders' interest in the Company will be diluted. No assurance can be given as to the experience or qualification of such persons either in the operation of the activities of the Company or in the operation of the business being acquired.

         The issuance of substantial additional securities in any acquisition, merger or reorganization, may have an adverse effect on any trading market in the Company's securities.

         It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business venture, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

         The Company presently intends to principally acquire only a majority interest in a business. However, management reserves the right to acquire minority investments in other concerns provided by doing so the Company will not be classified as an "investment company" under the Investment Company Act of 1940 (the "1940 Act"). Being deemed an "investment company" under the 1940 Act, without registration as such can result in civil liability and criminal penalties to controlling persons in certain instances, as well as civil liabilities and the unenforceability of contracts with regard to the Company. The Company does not intend to nor have authority to pursue any business opportunity or transaction which would render the Company an "investment company" as the term is defined in the 1940 Act.

         The Company has not engaged and does not intend nor have authority to engage in the business of advising others, either directly or through publications or writings, as to the value of securities or as to the advisability of investing in, purchasing, or selling securities for compensation nor as a part of regular business to issue or promulgate analyses or reports concerning securities. The Company does not intend nor have any authority to pursue any course of business which would render it an investment adviser as that term is defined in the Investment Advisers Act of 1940.

DISCUSSIONS WITH ORALABS, INC.

         Commencing in the Spring of 1996, and continuing through the date of filing of this Annual Report, the Registrant was engaged in merger discussions with OraLabs, Inc. ("OraLabs"), a privately held Colorado corporation engaged in the manufacture and sale of breath freshener and lip balm products for the general consumer market. There is no assurance that a merger will actually be consummated.

         As part of the proposed transaction, the Registrant intends to offer for sale (pursuant to a private transaction exempt from the registration requirements of applicable securities laws), certain restricted shares of its Common Stock in an effort to provide additional financing to the business ventures of the surviving corporation. Under the transaction being discussed, immediately prior to the closing of the offering, a subsidiary of the Registrant would merge with OraLabs. In connection therewith, the Registrant would acquire all of the outstanding capital stock of OraLabs from its shareholders and retain the name SSI Capital Corp. It is also possible at this point that the Registrant may decide to change its name to OraLabs, Inc. In return for completing a merger of OraLabs and a subsidiary of the Registrant, OraLabs' shareholders would receive shares of Common Stock in the Registrant. As a result of the acquisition, which would be treated as a reverse triangular merger into the

Registrant, OraLabs would become a wholly-owned subsidiary of the Registrant, which would remain a publicly held company.

DAILY OPERATIONS

         Until an active business is commenced or acquired, the Company will have no employees or day to day operations. Management is unable to make any estimate as to the future number of employees which may be necessary, if any, to work for the Company. If an existing business is acquired, it is likely that its existing staff would be hired by the Company. At the present time it is the intention of management to meet or be in telephone contact as often as necessary to review business opportunities, evaluate potential acquisitions and otherwise operate the affairs of the Company. Management may receive reimbursement for their reasonable and necessary expenses incurred in these activities.

L.P.G. STANDARDBRED ASSOCIATES, INC.

         Under the Plan, the Company was permitted to retain its 25% interest in LPG Standardbred Associates, Inc. ("LPG Inc."). LPG Inc. is the general partner of LPG Standardbred Associates, L.P., a limited partnership engaged in the racing of Standardbred horses. The Company's interest in LPG Inc. was held however subject to an agreement under which the first $225,000 realized therefrom would be paid over to Norstar Bank. The Company commenced an action against the owner of the remaining 75% of LPG Inc. to recover on behalf of LPG Inc. approximately $2,000,000. A settlement was reached in the sum of $225,000. Under the terms of the settlement, the Company disposed of its 25% interest in LPG Inc. and all proceeds were paid over to Norstar Bank. The Company has no further interest in LPG Inc.

NIAVEST, L.P.

         The Company, since prior to the filing of its petition, was the General Partner of Niavest, L.P., a limited partnership ("Niavest") engaged in the breeding of Standardbred horses. The Company was also the owner of 307 Units of limited partnership interests in Niavest. Under the Plan, the Units were transferred to Norstar Bank, the Company's secured lender. The Company remained as the General Partner of Niavest and, as such, could be contingently liable for the debts of Niavest. There is no known claim with respect to any such liability. In December, 1995, Niavest was terminated and all of its assets were distributed to the limited partners. Thereafter, Niavest was formally dissolved with the filing of a Certificate of Dissolution.

ITEM 2.  PROPERTIES

         The Company maintains its business office at the office of its President, 150 Vanderbilt Motor Parkway, Suite 311, Hauppauge, New York 11788. The Company is using these offices on a rent free basis until such time as it is required to find its own space. The Company has the benefit of a receptionist and clerical help without cost to it until Management finds it necessary to move into separate space.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS

         As of November 30, 1996, the Registrant had 1,749,541 shares outstanding, held of record by approximately 950 persons. There is no quoted market for the Company's shares nor, to the knowledge of the Company, has there been any for at least the past two years. There is no assurance as to when, if at all, a market will develop.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table is a summary of the Company's financial statements appearing elsewhere in this report.

BALANCE SHEET:

                           AS OF NOVEMBER 30,        As of November 30,
                                   1996                      1995
                           -----------------         -----------------
Total assets                   $  193,002                $  193,779

Total liabilities              $   27,584                $   25,503

Shareholders equity            $  165,418                $  168,296

Net tangible book value               .10                       .10
  per common share (1)

Total shares outstanding        1,749,541                 1,749,541

INCOME STATEMENT:


                        FOR THE YEAR   FOR THE YEAR    FOR THE YEAR       FOR THE
                            ENDED        ENDED            ENDED         PERIOD JULY
                        NOVEMBER 30,   NOVEMBER 30,    NOVEMBER 30,       15, 1991
                            1996           1995            1994          (INCEPTION)
                                                                        TO NOVEMBER
                                                                          30, 1996
                        -----------    -----------     -----------      ------------
Revenue                   $ 7,105        $22,610         5,719           63,871
Net income                $(2,878)       $ 7,773       (31,118)         (58,837)
(loss)
Net income                    nil            nil          (.02)            (.03)
(loss) per
share (1)

(1) To the nearest whole cent.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company is deemed to be a development stage company since July 15, 1991, the date of the consummation of the Plan. The Company's former business has been terminated completely and its ongoing activities consist of finding a suitable business for acquisition or merger.

         During the development stage period (July 15, 1991 through November 30,
1996), the Company's revenue amounted to $63,871. Its expenses, including New York State income taxes, amounted to $122,708 resulting in a net loss of $(58,837) for such period.

LIQUIDITY AND CAPITAL RESOURCES

         The Company, not having completed an acquisition or merger, believes that its working capital position is sufficient for its current needs. The significant amount of capital necessary to acquire and develop a successful business in today's economy will limit the Company's ability to locate one suitable for acquisition or merger. Any such business will likely be one having modest cash requirements, minimal activities and limited resources. It is possible that the Company will require additional financing to expand and fund any business which it acquires or establishes. If additional funds are required, there can be no assurance given that additional financing will be available on commercially reasonable terms or otherwise.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with the Company's accountants relating to accounting or financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) The directors and executive officers of the Company are as follows:

      NAME             AGE (1)            POSITION
Edmond O'Donnell        58          President and Director
Lawrence Kaplan         53          Secretary, Treasurer and Director

(1) As of November 30, 1996

         Prior to the filing of the petition, the directors of the Company were elected annually by the shareholders and the officers were appointed annually by the Board of Directors. The Company has held only one shareholder meeting since the filing of its petition and in accordance with the Plan, all officers and directors, with the exception of Mr. O'Donnell and Mr. Kaplan, resigned upon confirmation of the Plan. At the same time, Mr. O'Donnell and Mr. Kaplan became officers of the Company. Vacancies on the Board of Directors may be filled by the remaining directors. Although New York State law requires three directors, the vacancy has not been filled.

         Edmond O'Donnell was elected President of the Company in October, 1990. He has been a director since January, 1981. Mr. O'Donnell is a self employed management consultant and is also a private investor. As of July 15, 1991, he was an officer, director and principal shareholder of Gro-Vest, Inc., a management consulting firm, and was also a registered principal and an officer, director and principal shareholder of G-V Capital Corp., a member of the National Association of Securities Dealers. His relationship with G-V Capital Corp. and Gro-Vest, Inc. terminated as of December 31, 1992.

         Lawrence Kaplan was elected Secretary and Treasurer of the Company in October, 1990. He has been a director since July, 1981. Mr. Kaplan is a director of American United Global, Inc. and, since January 1987, has been an officer, director and principal stockholder of Gro-Vest Management Consultants, Inc. ("GVMCI"), a consulting firm located on Long Island, New York. GVMCI has permanently ceased all business activity. Mr. Kaplan also is a registered representative, officer, director and sole stockholder of G-V Capital Corp., a brokerage firm registered with the NASD. He also is a director of PARK Group and Andover Equities Inc., both of which are public shell companies, and of Jenna Lane, Inc., an apparel manufacturing company.

         Management of the Company will devote only such time as they deem necessary to the activities of the Company.

         Edmond O'Donnell is primarily responsible for the financial and record keeping affairs of the Company and is responsible for evaluating acquisitions for the Company. Both he and Lawrence Kaplan are devoting a portion of their time to looking for and investigating prospects for the Company.

         In certain circumstances, the Company may agree to pay a finder's fee to one or more of its officers and directors or their affiliates or associates, for services rendered in bringing about an acquisition or merger.

ITEM 11. EXECUTIVE COMPENSATION

         No present officer or director of the Company has received remuneration from the Company since the time of the filing of the petition and it is not anticipated that remuneration will be paid in the foreseeable future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of November 30, 1996 the number of shares owned of record or beneficially by the company's officers and directors and its shareholders owning at least 5% of the Company's issued and outstanding shares and by all officers and directors as a group and the percentage of the total outstanding shares represented by such shares as of such date.

      NAME                       NUMBER OF SHARES         PERCENT OWNED
Edmond O'Donnell                     307,519(1)               17.5%
150 Vanderbilt
  Motor Parkway
Suite 311
Hauppauge, NY  11788

Lawrence Kaplan                      305,319(1)               17.5%
150 Vanderbilt
  Motor Parkway
Suite 311
Hauppauge, NY  11788

Officers and Directors               570,977(1)               32.6%
  as a Group (2 persons)

(1) Includes 41,862 shares owned by O.K. Associates, a partnership consisting of Mr. O'Donnell and Mr. Kaplan.

         There are no stock option, bonus, profit-sharing or similar plans presently in effect or contemplated by the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

         Opinion of independent certified public accountants.

         Balance sheets as at November 30, 1996 and 1995.

         Statements of Stockholders' Equity for the period July 15, 1991 (inception of development stage) through November 30, 1996.

         Statements of Income for the Fiscal Years Ended November 30, 1996, 1995 and 1994, and for the period July 15, 1991 (inception of development stage) through November 30, 1996.

         Notes to financial statements.

2.       FINANCIAL STATEMENT SCHEDULES

         None.

3.       EXHIBITS

         27.1 Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 25, 1997
                                       SSI CAPITAL CORP.



                                       By:/s/Edmond O'Donnell
                                       ---------------------------
                                       Edmond O'Donnell, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

/s/Edmond O'Donnell     President and                 February 25 1997
--------------------    director
Edmond O'Donnell        (Principal executive
                        officer)

/s/Lawrence Kaplan      Treasurer and                 February 25 1997
--------------------    Director
Lawrence Kaplan         (Principal financial
                        and accounting officer)

                         [SCOTT & GUILFOYLE LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
SSI Capital Corp.

We have audited the accompanying balance sheets of SSI Capital Corp. (a development stage company) as of November 30, 1996 and 1995 and the related statements of income (loss), stockholders' equity and cash flows for the years ended November 30, 1996, 1995 and 1994 and from July 15, 1991 (inception) to November 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of SSI Capital Corp. (a development stage company) as of November 30, 1996 and 1995, and the results of its operations and its cash flows for the years ended November 30, 1996, 1995 and 1994 and from July 15, 1991 (inception) to November 30, 1996 in conformity with generally accepted accounting principles.


/S/SCOTT & GUILFOYLE

Lake Success, New York
February 5, 1997

                                SSI CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   NOVEMBER 30
                                     ASSETS

                                                                1996              1995

CURRENT ASSETS
        Cash                                                  $ 193,002        $ 193,799
                                                              ---------        ---------

                  TOTAL CURRENT ASSETS                          193,002          193,799

OTHER ASSETS
      Investments                                                     0                0
                                                              ---------        ---------

                  TOTAL ASSETS                                $ 193,002        $ 193,799
                                                              =========        =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

         Accrued expenses                                     $  27,584        $  25,503
                                                              ---------        ---------

                  TOTAL CURRENT LIABILITIES                      27,584           25,503
                                                              ---------        ---------

STOCKHOLDERS' EQUITY

         Preferred stock $.01 par value 1,000,000
         shares authorized, none issued and outstanding
         Common stock $.001 par value 100,000,000
         shares authorized; 1,749,541 issued
         and outstanding                                          1,749            1,749
         Additional paid in capital                             182,066          182,066
         Retained earnings (deficit)                            (18,397)         (15,519)
                                                              ---------        ---------

                  TOTAL                                         165,418          168,296
                                                              ---------        ---------

                  TOTAL LIABILITIES AND
                    STOCKHOLDERS' EQUITY                      $ 193,002        $ 193,799
                                                              =========        =========


See accompanying notes to financial statements.

                                SSI CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                       Deficit
                                                                                                      Accumulated
                                                                            Capital In       Prior      During           Total
                                                      Common Stock           Excess of      Retained  Development    Stockholders'
                                                  Shares        Amount       Par Value      Earnings     Stage          Equity

Balance, July 15, 1991
 (Emergence of Chapter 11)                      7,422,243      $  7,422      $  75,193      $40,440     $      0      $ 123,055

Private Placement July 15, 1991                 8,372,318         8,373         91,627            0            0        100,000

Issuance of shares to creditors,
 July 15, 1991                                  1,200,068         1,200              0            0            0          1,200

Income for the period July 15, 1991
 to November 30, 1991                                   0             0              0            0        7,704          7,704

Loss for the year ended November 30, 1992               0             0              0            0      (23,301)       (23,301)

Issuance of stock re:  bankruptcy plan            500,000           500           (500)           0            0              0

Loss for the year ended November 30, 1993               0             0              0            0      (17,017)       (17,017)
                                              -----------      --------      ---------      -------     --------      ---------

Balance, November 30, 1993                     17,494,629        17,495        166,320       40,440      (32,614)       191,641

Reverse split, one for ten                    (15,745,088)      (15,746)        15,746            0            0              0

Loss for the year ended November 30, 1994               0             0              0            0      (31,118)       (31,118)
                                              -----------      --------      ---------      -------     --------      ---------

Balance, November 30, 1994                      1,749,541         1,749        182,066       40,440      (63,732)       160,523

Income for the year ended
 November 30, 1995                                      0             0              0            0        7,773          7,773
                                              -----------      --------      ---------      -------     --------      ---------

Balance,  November 30, 1995                     1,749,541         1,749        182,066       40,440      (55,959)       168,296

Loss for the year ended November 30, 1996               0             0              0            0       (2,878)        (2,878)
                                              -----------      --------      ---------      -------     --------      ---------

Balance, November 30, 1996                      1,749,541      $  1,749      $ 182,066      $40,440     $(58,837)     $ 165,418
                                              ===========      ========      =========      =======     ========      =========


 See accompanying notes to financial statements.

                                SSI CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                                                                FOR THE PERIOD
                                                                                                 JULY 15, 1991
                                                      FOR THE YEARS ENDED                       (INCEPTION) TO
                                                           NOVEMBER 30,                           NOVEMBER 30,
                                             1996             1995              1994                  1996
REVENUE

         Interest income                  $     7,105      $     7,565      $     5,719           $    40,465
         Other income                               0           15,045                0                21,566
         Insurance reimbursement                    0                0                0                 1,840
                                          -----------      -----------      -----------           -----------

                  TOTAL                         7,105           22,610            5,719                63,871
                                          -----------      -----------      -----------           -----------

EXPENSES

         Legal and professional                 6,040           10,113           26,986                75,722
         Transfer fees                          1,108            3,270            4,839                15,217
         Storage                                  920              928              178                 3,929
         Miscellaneous                            162              105              301                 1,587
         Travel                                 1,345                0                0                 2,112
         Interest                                   0                0            5,666                 8,842
                                          -----------      -----------      -----------           -----------

                  TOTAL                         9,575           14,416           37,970               107,409
                                          -----------      -----------      -----------           -----------

INCOME (LOSS) BEFORE
  INCOME TAXES                                 (2,470)           8,194          (32,251)              (43,538)

INCOME TAXES                                      408              421           (1,133)               15,299
                                          -----------      -----------      -----------           -----------

NET INCOME (LOSS)                         $   ( 2,878)     $     7,773      $   (31,118)          $   (58,837)
                                          ===========      ===========      ===========           ===========

INCOME (LOSS) PER SHARE                           NIL              NIL      $      (.02)          $      (.03)
                                          ===========      ===========      ===========           ===========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                   1,749,541        1,749,541        1,749,541             1,736,628
                                          ===========      ===========      ===========           ===========



See accompanying notes to financial statements.

                                SSI CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                                           FOR THE PERIOD
                                                                                            JULY 15, 1991
                                                     FOR THE YEARS ENDED                   (INCEPTION) TO
                                                         NOVEMBER 30,                        NOVEMBER 30,
                                            1996             1995           1994                 1996
CASH FLOWS FROM OPERATING
   ACTIVITIES
         Net income (loss)                $  (2,878)       $   7,773      $ (31,118)          $ (58,837)

Changes in operating assets
  and liabilities:
         (Increase) decrease in:
           Accounts receivable                    0                0              0              50,379
           Due from Norstar Bank                  0                0              0              50,000
         Increase (decrease) in:
           Accrued expenses                   2,081           (1,200)           742              20,948
           Accounts payable                       0                0              0             (95,419)
                                          ---------        ---------      ---------           ---------

NET CASH PROVIDED (USED)
   BY OPERATING ACTIVITIES                     (797)           6,573        (30,376)            (32,929)

BEGINNING CASH BALANCE                      193,799          187,226        217,602             225,931
                                          ---------        ---------      ---------           ---------

ENDING CASH BALANCE                       $ 193,002        $ 193,799      $ 187,226           $ 193,002
                                          =========        =========      =========           =========




See accompanying notes to financial statements

                                SSI CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENT
                                NOVEMBER 30, 1996

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

The Company filed an amended Certificate of Incorporation on June 16, 1994 whereby they changed the name of the corporation from Saratoga Standardbreds, Inc. to SSI Capital Corp. In addition, the issued and outstanding common shares were reverse split on a one for ten basis. All information in these financial statements have been adjusted to reflect this amendment.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates and assumptions.

INCOME TAXES

No provision has been made in the accompanying financial statements for income taxes payable because of the Company's operating loss. At November 30, 1996 the Company has approximately $44,000 of net operation loss carryforwards for financial reporting and income tax purposes that expire through the year 2007.

BUSINESS ACTIVITY

The Company is presently engaged in seeking out a suitable business for acquisition or merger. The Company has no formal business plan or any particular area of business which it intends to engage. The Company will attempt to acquire a business which it believes has potential for successful development.

                                SSI CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENT
                                NOVEMBER 30, 1996

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

Lawrence Kaplan was elected Secretary and Treasurer of the Company in October, 1990. He has been a director since July, 1981. He is also a registered representative, officer, director and principal shareholder of G-V Capital Corp., a brokerage firm registered with the NASD. Mr. Kaplan is a director of American United Global, Inc., a distributor of JI Case construction equipment in the Pacific Northwest and a manufacturer of specialty and commodity O-rings. He is also an officer and director of Park Group and Andover Equities Inc.; both of which are public shell companies, and of Jenna Lane, Inc., an apparel manufacturing company.

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

                                SSI CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENT
                                NOVEMBER 30, 1996

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

 NOTE 4:  MERGER DISCUSSIONS

The Company is in the midst of merger talks with OraLabs, Inc. a privately held corporation engaged in the business of licensing for manufacture, selling and distributing breath freshener products for the general consumer market.

As part of the proposed transaction, the Company intends to offer for sale certain shares of its Common Stock in an effort to provide additional financing to the business ventures of the surviving corporation. Under the transaction being discussed, immediately prior to the closing of the offering, a subsidiary of the Company would merge with OraLabs. In connection therewith, the Company would acquire all of the outstanding capital stock of OraLabs from its shareholders and retain the name SSI Capital Corp. In return for merging OraLabs into a subsidiary of the Company, OraLabs' shareholders would receive shares of Common Stock in the Company. As a result of the acquisition, which would be treated as a reverse triangular merger into the Company, OraLabs would become a wholly-owned subsidiary of the Company, which would remain a publicly held company.

                                  EXHIBIT INDEX

27.1              Financial Data Schedule