Form 10-Q
period 1997-02-28
SSI CAPITAL CORP
filed 1997-04-15
CIK 357245

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  February 28, 1997

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from..............to..................................

Commission File Number:          0-12893
                        --------------------------------------------------------

                               SSI CAPITAL CORP.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)


            New York                                             14-1623047
-------------------------------                           ----------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                           Identification Number)


   Suite 311
   150 Vanderbilt Motor Parkway
   Hauppauge, New York                                        11788
---------------------------------------                    ------------------
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

        Yes      [x]                No
           ----------------           ----------------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

The issuer has outstanding one class of common stock. As of the close of the period covered by this report, there were 1,749,541 shares outstanding.



                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                         Index to Financial Statements
                         -----------------------------

Balance Sheet as at February 28, 1997 and November 30, 1996.

Statement of Stockholder's Equity for the period July 15, 1991 (inception of development stage) through February 28, 1997.

Statement of Operations for the three months ended February 28, 1997 and February 28, 1996 and for the period July 15, 1991 (inception of development stage) to February 28, 1997.

Statement of Operations for the three months ended February 28, 1997 and February 28, 1996.

Statement of Cash Flows for the three months ended February 28, 1997 and February 28, 1996 and for the period July 15, 1991 (inception of development stage) to February 28, 1997.

Notes to Financial Statements

                               SSI CAPITAL CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS

                                      February 28, November 30,
                                         1997         1996
                                      Unaudited
                     ASSETS

CURRENT ASSETS
     Cash                             $ 191,933    $ 193,002
                                        -------      -------


          TOTAL ASSETS                $ 191,933    $ 193,002
                                        =======      =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accrued expenses                 $  27,760    $  27,584
                                        ---------  ---------

          TOTAL CURRENT LIABILITIES      27,760       27,584
                                       ---------   ---------

STOCKHOLDERS' EQUITY
  Preferred stock $.01 par value 1,000,000
  shares authorized, none issued and outstanding
  Common stock $.001 par value 100,000,000
  shares authorized; 1,749,541 issued
  and outstanding                         1,749        1,749
  Additional paid in capital            182,066      182,066
  Retained earnings (deficit)          ( 19,642)    ( 18,397)
                                       ---------   ---------

          TOTAL                         164,173      165,418
                                       ---------   ---------

          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY       $ 191,933    $ 193,002
                                       =========   =========


                               SSI CAPITAL CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                    Deficit
                                                                                                 Accumulated
                                                                        Capital In     Prior       During       Total
                                             Common Stock               Excess of    Retained   Development  Stockholders'
                                                Shares        Amount    Par Value    Earnings        Stage      Equity
Balance, July 15, 1991
 (Emergence of Chapter 11)                      7,422,243    $  7,422    $ 75,193       $40,440       $      0   $ 123,055

Private Placement July 15, 1991                 8,372,318       8,373      91,627             0              0     100,000

Issuance of shares to creditors,
 July 15, 1991                                  1,200,068       1,200           0             0              0       1,200

Income for the period July 15, 1991
 to November 30, 1991                                   0           0           0             0          7,704       7,704

Loss for the year ended November 30, 1992               0           0           0             0        (23,301)   ( 23,301)

Issuance of stock re:  bankruptcy plan            500,000         500        (500)            0              0           0

Loss for the year ended November 30, 1993               0           0           0             0        (17,017)   ( 17,017)

Reverse split, one for ten                    (15,745,088)    (15,746)     15,746             0              0           0

Loss for the year ended November 30, 1994               0           0           0             0        (31,118)   ( 31,118)
                                              -----------    --------    --------       -------        --------   --------

Balance, November 30, 1994                      1,749,541       1,749     182,066        40,440        (63,732)    160,523

Income for the year ended
 November 30, 1995                                      0           0           0             0          7,773       7,773
                                              -----------    --------    --------       -------       --------   ---------

Balance,  November 30, 1995                     1,749,541       1,749     182,066        40,440        (55,959)    168,296

Loss for the year ended November 30, 1996               0           0           0             0        ( 2,878)     (2,878)
                                              -----------    --------    --------       -------       --------   ---------

Balance, November 30, 1996                      1,749,541       1,749     182,066        40,440        (58,837)    165,418

Loss for the three months ended
  February 28, 1997, unaudited                          0           0           0             0       (  1,245)     (1,245)
                                              -----------     -------     -------      --------        --------   ---------
Balance, February 28, 1997, unaudited           1,749,541    $  1,749    $182,066       $40,440       $(60,082)  $ 164,173
                                              ===========    ========    ========       =======       ========   =========

                               SSI CAPITAL CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
                                   UNAUDITED

                                                                        For The Period
                                                                        July 15, 1991
                                         For The Three Months Ended    (Inception) to
                                         February 28,   February 29,    February 28,
                                               1997           1996            1997
REVENUE
 Interest income                         $    1,952     $    1,547      $   42,417
 Other income                                     0              0          21,566
 Insurance reimbursement                          0              0           1,840
                                         ----------     ----------      ----------

        TOTAL                                 1,952          1,547          65,823
                                         ----------     ----------      ----------

EXPENSES
 Legal and professional                       2,192          1,234          77,914
 Transfer fees                                  425              0          15,642
 Storage                                        502              0           4,431
 Miscellaneous                                   78             66           1,665
 Travel                                           0              0           2,112
 Interest                                         0              0           8,842
                                         ----------     ----------      ----------

        TOTAL                                 3,197          1,300         110,606
                                         ----------     ----------      ----------

INCOME (LOSS) BEFORE INCOME TAXES            (1,245)           247         (44,783)

INCOME TAXES                                      0            511          15,299
                                         ----------     ----------      ----------

NET LOSS                                 $    1,245)    $      264)     $   60,082)

LOSS PER SHARE                           $      NIL     $      NIL      $     (.03)
                                         ==========     ==========      ==========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                 1,749,541      1,749,541       1,737,193
                                         ==========     ==========      ==========

                               SSI CAPITAL CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                                   UNAUDITED

                                                                              For The Period
                                                                               July 15, 1991
                                                   For The Three Months Ended (Inception) to
                                                   February 28,   February 29, February 28,
                                                         1997           1996        1997
CASH FLOWS FROM OPERATING
 ACTIVITIES
   Net loss                                        $   (1,245)     $  (  264)  $ (60,082)

Changes in operating assets and liabilities
   (Increase) decrease) in:
    Accounts receivable                                     0              0      50,379
    Due from Norstar Bank                                   0              0      50,000
   Increase (decrease) in:
    Accrued expenses                                      176          1,745      21,124
    Accounts payable                                        0              0    ( 95,419)
                                                     --------       --------     --------

NET CASH USED BY OPERATING
  ACTIVITIES                                           (1,069)         1,481     (33,998)

BEGINNING CASH BALANCE                                193,002        193,799     225,931
                                                     --------       --------   ---------

ENDING CASH BALANCE                                $  191,933      $ 195,280   $ 191,933
                                                     ========       ========   =========

                               SSI CAPITAL CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENT
                               FEBRUARY 28, 1997
                                   UNAUDITED

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

The Company filed an amended Certificate of incorporation on June 16, 1994 whereby they changed the name of the corporation from Saratoga Standbreds, Inc. to SSI Capital Corp. In addition, the issued and outstanding common shares were reverse split on a one for ten basis. All information in these financial statements have been adjusted to reflect this amendment.

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

The financial data for the three months ended February 28, 1997 and February 29, 1996, and the period July 15, 1991 (commencement of development stage) through February 28, 1997 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations for such periods.

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

                               SSI CAPITAL CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENT
                               FEBRUARY 28, 1997
                                   UNAUDITED

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

Lawrence Kaplan was elected Secretary and Treasurer of the Company in October, 1990. He has been a director since July, 1981. He is also a registered representative, officer, director and principal shareholder of G-V Capital Corp., a brokerage firm registered with the NASD. Mr. Kaplan is a director of American United Global, Inc., a distributor of JI Case construction equipment in the Pacific Northwest and a manufacturer of specialty and commodity O-rings. He is also an officer and director of Park Group and Andover Equities Inc., both of which are public shell companies, and of Jenna Lane, Inc. an apparel manufacturing company.

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

                               SSI CAPITAL CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENT
                               FEBRUARY 28, 1997
                                   UNAUDITED

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

As part of the proposed transaction, the Company intends to offer for sale certain shares of its Common Stock in an effort to provide additional financing to the business ventures of the surviving corporation. Under the transaction being discussed, immediately prior to the closing of the offering, a subsidiary of the Company would merge with OraLabs. In connection therewith, the Company would acquire all of the outstanding capital stock of OraLabs from its shareholders and retain the name SSI Capital Corp. In return for merging OraLabs into a subsidiary of the Company, OraLabs' shareholders would receive share of Common Stock in the Company. As a result of the acquisition, which would be treated as a reverse triangular merger into Company, OraLabs would become a wholly-owned subsidiary of the Registrant, which would remain a publicly held company.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         ---------------------------------------------

     The Company is deemed to be a development stage company since July 15, 1991, the date of the consummation of its Plan of Reorganization. The Company's former business has been terminated completely and its ongoing activities are expected to consist of finding a suitable business for acquisition or merger.

Results of Operations
---------------------

     During the three months ended February 28, 1997, the Company's revenue amounted to $1,952. Its expenses, consisting primarily of legal and professional fees, amounted to $3,197. As a result, the Company sustained a net loss during such period of $1,245.

Liquidity and Capital Resources
-------------------------------

     As of February 28, 1997, the Company had working capital of $163,573. The significant amount of capital necessary to acquire and develop a successful business in today's economy will limit the Company's ability to locate one suitable for acquisition or merger. Given the limited amount of working capital, the potential venture is likely to involve the acquisition of, or merger with a company which is not seeking immediate substantial amounts of cash but one which desires to establish a public trading market for its shares. As indicated in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996, the Company is currently negotiating with OraLabs, Inc., a privately held Colorado corporation, with respect to a possible merger, but the final terms of such a transaction have not been established as of the date of filing this report. There can be no assurance that the Company will consummate a transaction with this or any other merger or acquisition candidate. It is possible that the Company will require additional financing to expand and fund any business which it acquires or establishes. If additional funds are required, there can be no assurance given that additional financing will be available on commercially reasonable terms or otherwise.

                          PART II - OTHER INFORMATION

Exhibits

     27.1      Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          SSI CAPITAL CORP.


Dated:    April 14, 1997                By: /s/Edmond O'Donnell
                                           -------------------------------
                                            Edmond O'Donnell, President


                                        By: /s/Lawrence Kaplan
                                           -------------------------------
                                            Lawrence Kaplan, Treasurer

                                 Exhibit Index
                                 -------------


27.1 Financial Data Schedule