Form 10-Q
period 1997-06-30
SSI CAPITAL CORP
filed 1997-08-14
CIK 357245

FORM 10-Q Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the period ended    June 30, 1997
                                 --------------

         or
[  ]     Transition Report Pursuance to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.

         For the transition period from                  to
                                        ---------------      ----------------


Commission File Number       0-12893
                            --------


                                SSI CAPITAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    New York                           14-1623047
          ------------------------------             -----------------
         (State or other jurisdiction of             (I.R.S. Employer
           incorporation or organization)            Identification No.)

       2901 S. Tejon, Englewood, Colorado               80110
--------------------------------------------------------------------------------
         (Address of principal executive offices)     (Zip Code)

                                  (303)783-9499
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Former Address: 150 Vanderbilt Motor Parkway, Hauppauge, New York 11788
--------------------------------------------------------------------------------

Former Fiscal Year End: November 30
--------------------------------------------------------------------------------

         (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              [ X ]    Yes              [ X ]      No

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

              [   ]    Yes               [   ]      No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 1997, Registrant had 18,246,940 shares of common stock, $.001 Par Value, outstanding.

                                      INDEX
                                      -----

                                                                        Page
                                                                       Number
                                                                       ------

Part I.   Financial Information

         Item I.  Financial Statements

                   Consolidated Balance Sheets as of June 30,
                     1997 (Unaudited) and December 31, 1996               2

                   Consolidated Statements of Income Three
                     Months Ended June 30, 1997 and
                     June 30, 1996 (Unaudited)                            3

                   Consolidated Statements of Income, Six
                     Months Ended June 30, 1997 and
                     June 30, 1996 (Unaudited)                            4

                   Consolidated  Statement of Changes in
                     Stockholders' Equity from December 31,
                     1996 through June 30, 1997 (Unaudited)               5

                   Consolidated Statements of Cash Flows,
                     Three Months Ended June 30, 1997 and
                     June 30, 1996 (Unaudited)                            6

                   Consolidated Statements of Cash Flows,
                     Six Months Ended June 30, 1997 and
                     June 30, 1996 (Unaudited)                            7

                   Notes to Consolidated Financial Statements             8

                   SSI Capital Corp. Balance Sheets as of
                     November 30, 1996 and December 31, 1996
                     (Unaudited)                                          10

                   SSI Capital Corp. Statement of Income,
                     One Month Period Ended December 31, 1996
                     (Unaudited)                                          11

                   SSI Capital Corp. Statement of Cash Flows,
                     One Month Period Ended December 31, 1996
                     (Unaudited)                                          12

         Item 2.  Management's Discussion and Analysis of
                     Financial Conditions and Results of
                     Operations                                           14

Part II.  Other Information                                               17

                  SSI CAPITAL CORP. AND CONSOLIDATED SUBSIDIARY
                  ---------------------------------------------

                                 BALANCE SHEETS
                                   (Unaudited)

                                                         June 30    December 31
                                                           1997       1996
                                                       ----------   -----------
Current Assets
         Cash in bank                                  $  756,824   $  120,399
         Inventory                                        382,294      450,984
         Accounts receivable, net of allowance
           for doubtful accounts                          385,454      392,469
         Other current assets                              52,212       18,979
                                                       ----------   ----------
           Total Current Assets                         1,576,784      982,831

Property and equipment, net of accumulated
  depreciation                                            158,179      157,822
Other assets                                                  150          150
                                                       ----------   ----------

Total Assets $                                          1,735,113   $1,140,803
                                                       ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
         Accounts payable and accrued expenses         $  244,880   $  373,199
         Income taxes payable                             123,576         --
                                                       ----------   ----------
           Total Current Liabilities                      368,456      373,199
                                                       ----------   ----------

Stockholders' Equity:
         Preferred stock - $.01 par value
          1,000,000 shares authorized
          none issued and outstanding                        --           --
         Common stock - $.001 par value,
          100,000,000 shares authorized;
          18,246,940 shares issued and
           outstanding at June 30, 1997 and
           14,917,399 at December 31, 1996                 18,247       14,917
         Additional paid-in capital                     1,153,064      129,999
         Retained earnings                                195,346      622,688
                                                       ----------   ----------
           Total Stockholders' Equity                   1,366,657      767,604
                                                       ----------   ----------

Total Liabilities and Stockholders' Equity             $1,735,113   $1,140,803
                                                       ==========   ==========

    The accompanying notes are an integral part of the financial statements.

                  SSI CAPITAL CORP. AND CONSOLIDATED SUBSIDIARY
                  ---------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                  Three Months     Three Months
                                                     Ended            Ended
                                                     June 30         June 30
                                                      1997             1996
                                                  ------------     ------------
Revenue:
      Sales                                       $  1,213,095     $  1,116,020
      Cost of sales                                    540,689          554,564
                                                  ------------     ------------
         Gross Profit                                  672,406          561,456
                                                  ------------     ------------

Operating Expenses
      Salaries                                         144,725           82,131
      Bad debts                                          6,065           28,692
      Rent                                              16,500           13,769
      Commissions                                       50,835           48,738
      Consulting fees                                   42,343           38,849
      Trade shows                                       20,908           27,535
      Depreciation                                      11,193           11,867
      Stock issued for services                         85,000             --
      Other operating expenses                         128,837          127,363
                                                  ------------     ------------
        Total Operating Expenses                       506,406          378,944
                                                  ------------     ------------

Net Operating Income                                   166,000          182,512
                                                  ------------     ------------

Other Income (Expenses)
      Interest income                                    7,229            6,103
      Gain on sale of securities                           100           70,142
      Interest expense                                    --             (1,624)
                                                  ------------     ------------
         Total Other                                     7,329           74,621
                                                  ------------     ------------

Net Income before taxes                                173,329          257,133

Income taxes                                           123,576             --
                                                  ------------     ------------

Net Income                                        $     49,753     $    257,133
                                                  ============     ============

Net Income per Common Share                       $        nil     $        .02
                                                  ============     ============

Weighted Average Shares Outstanding                 16,759,670       14,917,399
                                                  ============     ============



    The accompanying notes are an integral part of the financial statements.

                  SSI CAPITAL CORP. AND CONSOLIDATED SUBSIDIARY
                  ---------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                   Six Months      Six Months
                                                     Ended            Ended
                                                    June 30          June 30
                                                      1997             1996
                                                  ------------     ------------
Revenue:
      Sales                                       $  2,932,357     $  2,380,656
      Cost of sales                                  1,212,141        1,059,907
                                                  ------------     ------------
         Gross Profit                                1,720,216        1,320,749
                                                  ------------     ------------

Operating Expenses
      Salaries                                         261,869          164,467
      Bad debts                                         14,662           28,692
      Rent                                              33,000           27,709
      Commissions                                      123,506          105,872
      Consulting fees                                   47,744           64,926
      Trade shows                                       49,086           64,873
      Depreciation                                      21,683           23,733
      Stock issued for services                        340,000             --
      Other operating expenses                         257,616          240,641
                                                  ------------     ------------
        Total Operating Expenses                     1,149,166          720,913
                                                  ------------     ------------

Net Operating Income                                   571,050          599,836
                                                  ------------     ------------

Other Income (Expenses)
      Interest income                                   11,831           14,147
      Other income                                         182             --
      Gain on sale of securities                           100           91,975
      Interest expense                                    --             (1,963)
                                                  ------------     ------------
         Total Other                                    12,113          104,159
                                                  ------------     ------------

Net Income before taxes                                583,163          703,995

Income taxes                                           123,576             --
                                                  ------------     ------------

Net Income                                        $    459,587     $    703,995
                                                  ============     ============

Net Income per Common Share                       $        .03     $        .05
                                                  ============     ============

Weighted Average Shares Outstanding                 16,261,554       14,917,399
                                                  ============     ============


                                               SSI CAPITAL CORP. AND CONSOLIDATED SUBSIDIARY
                                               ---------------------------------------------

                                         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                               From December 31, 1996 through June 30, 1997
                                                                (Unaudited)



                                      Preferred      Stock            Common Stock           Additional
                                     ----------     ------            ------------            Paid-in       Retained
                                     No./Shares     Amount      No./Shares       Amount        Capital      Earnings       Total
                                     ----------     ------      ----------       ------        -------      --------       -----

Balance at December 31, 1996                  -      $     -    14,917,399     $  14,917      $129,999     $  622,688    $  767,604

Common stock issued for
services                                      -            -       680,000           680       339,320               -      340,000

Reorganization/additional
paid in capital                               -            -     1,999,541         2,000       187,609               -      189,609

Common stock issued for cash                  -            -       650,000           650       324,350               -      325,000

Reclassification of
undistributed S Corporation
earnings                                      -            -             -             -       171,786       (171,786)            -

Net income for the six month
period ended June 30, 1997                    -            -             -             -             -        459,587       459,587

Dividends paid                                -            -             -             -             -       (715,143)     (715,143)
                                      ---------      -------    ----------     ---------   -----------    -----------    ----------

Balance at June 30, 1997                      -      $     -    18,246,940     $  18,247   $ 1,153,064    $   195,346    $1,366,657
                                      =========      =======    ==========     =========   ===========    ===========    ==========







                           The accompanying notes are an integral part of the financial statements.


                                                             5

                  SSI CAPITAL CORP. AND CONSOLIDATED SUBSIDIARY
                  ---------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Three Months  Three Months
                                                         Ended           Ended
                                                         June 30        June 30
                                                          1997           1996
                                                       ---------      ---------
Cash Flows from Operating Activities:
      Net income                                       $  49,753      $ 257,133
      Adjustments to reconcile net
       loss to net cash used
       in operating activities
         Depreciation                                     11,193         11,867
         Increase (decrease) in accounts
          payable and accrued expenses                    89,084
                                                                        (51,052)
         Decrease in accounts receivable                 151,635        289,608
         Decrease (increase) in inventory                (52,701)        11,179
         Stock issued for services                        85,000           --
         Other, net                                      (26,244)         1,000
                                                       ---------      ---------

Net Cash Provided by Operating
 Activities                                              307,720        519,735
                                                       ---------      ---------

Cash Flows from Investing Activities:
      (Acquisition) of investments                          --          (68,946)
      (Acquisitions) of property and
       equipment                                          (2,348)       (20,000)
                                                       ---------      ---------

      Net Cash (Used in) Investing
       Activities                                         (2,348)       (88,946)
                                                       ---------      ---------

Cash Flows from Financing Activities:
      Dividends paid                                    (400,000)      (657,893)
      Common stock issued                                514,609           --
                                                       ---------      ---------

      Net Cash (Used in)
       Financing Activities                              114,609       (657,893)
                                                       ---------      ---------

Increase (decrease) in cash                              419,981       (227,104)

Cash, Beginning of Period                                336,843        772,805
                                                       ---------      ---------

Cash, End of Period                                    $ 756,824      $ 545,701
                                                       =========      =========

Interest Paid                                          $    --        $   1,624
                                                       =========      =========

Income Taxes Paid                                      $    --        $    --
                                                       =========      =========



    The accompanying notes are an integral part of the financial statements.

                  SSI CAPITAL CORP. AND CONSOLIDATED SUBSIDIARY
                  ---------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Six Months     Six Months
                                                         Ended          Ended
                                                        June 30        June 30
                                                          1997           1996
                                                       ---------      ---------
Cash Flows from Operating Activities:
      Net income                                       $ 459,587      $ 703,995
      Adjustments to reconcile net
       loss to net cash used
       in operating activities
         Depreciation                                     21,683         23,733
         (Decrease) in accounts payable
          and accrued expenses                            (4,743)       (84,989)
         Decrease in accounts receivable                   7,015         25,937
         Decrease in inventory                            68,690         18,562
         Stock issued for services                       340,000           --
         Other, net                                      (33,233)        17,863
                                                       ---------      ---------

Net Cash Provided by Operating
 Activities                                              858,999        705,101
                                                       ---------      ---------

Cash Flows from Investing Activities:
      Sale of investments                                   --           13,993
      (Acquisitions) of property and
       equipment                                         (22,040)        (5,040)
                                                       ---------      ---------

      Net Cash Provided by (Used in)
       Investing Activities                              (22,040)         8,953
                                                       ---------      ---------

Cash Flows from Financing Activities:
      Dividends paid                                    (715,143)      (627,097)
      Common stock issued                                514,609           --
                                                       ---------      ---------

      Net Cash (Used in)
       Financing Activities                             (200,534)      (627,097)
                                                       ---------      ---------

Increase in cash                                         636,425         86,957

Cash, Beginning of Period                                120,399        458,744
                                                       ---------      ---------

Cash, End of Period $                                    756,824      $ 545,701
                                                       =========      =========

Interest Paid $                                             --        $   1,963
                                                       =========      =========

Income Taxes Paid $                                         --        $    --
                                                       =========      =========



    The accompanying notes are an integral part of the financial statements.

                  SSI CAPITAL CORP. AND CONSOLIDATED SUBSIDIARY
                  ---------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1997 and 1996

(1)      Organization
         ------------

          SSI Capital Corp. (SSI) a New York corporation, was incorporated on January 30, 1981. SSI originally had a November 30 year end but has recently changed to a December 31 year end.

          OraLabs, Inc. (ORALABS), a Colorado corporation was incorporated on August 10, 1990. ORALABS is in the business of manufacturing and distributing lip balm and fresh breath products. ORALABS has selected December 31 as its fiscal year end. ORALABS is a wholly-owned subsidiary of SSI.

          The consolidated  financial statements include the accounts of ORALABS
          and  the   accounts  of  SSI  since  the  reverse   acquisition.   All
          intercompany accounts and transactions have been eliminated.

(2)      Unaudited Statements
         --------------------

          The balance sheet as of June 30, 1997, the statements of income and the statements of cash flows for the three and six month periods ended June 30, 1997 and June 30, 1996 and the statement of changes in stockholders' equity for the six month period ended June 30, 1997 have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997, and for all periods presented, have been made.

(3)      Business Combination
         --------------------

          Effective May 1, 1997 SSI and ORALABS completed a business combination whereby ORALABS became a wholly-owned subsidiary of SSI. Prior to the business combination, SSI had 1,749,541 shares of common stock outstanding. An additional 250,000 shares were issued to the two largest shareholders of SSI and one additional individual upon closing the business combination. Effective January 1, 1997 ORALABS issued shares of its common stock to two individuals for services which were exchanged for 680,000 shares of SSI on May 1, 1997. Also on May 1, 1997, 14,917,399 shares of SSI were issued for the ownership of ORALABS. As a result of these transactions, ORALABS became a wholly-owned subsidiary of SSI. Since the former controlling shareholders of ORALABS own approximately 85% of SSI after the business combination, the transaction has been accounted for as a

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1997 and 1996

(3)      Business Combination, Continued
         -------------------------------

          reverse acquisition.The net monetary assets of SSI at the time of the reverse acquisition of approximately $189,609 have been accounted for as issuance of stock and additional paid-in capital.

(4)      Income Taxes
         ------------

          Prior to completion of the business combination, ORALABS had elected to be taxed under Subchapter S of the Internal Revenue Service Code. The election was automatically terminated effective May 1, 1997. No provision for income taxes was record prior to May 1, 1997 since shareholders of ORALABS included the net income from the company on their personal returns and were responsible for the payment of the related income taxes. ORALABS had $171,786 of undistributed earnings on May 1, 1997 which has been reclassified in the financial statements from retained earnings to additional paid-in capital. This treatment assumes a constructive distribution to the owners followed by a contribution to the capital of the Company.

                                SSI CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                      December 31,  November 30,
                                                         1996           1996
                                                       ---------     -----------
Current Assets
         Cash in bank                                  $ 192,646      $ 193,002
                                                       ---------      ---------

Total Assets                                           $ 192,646      $ 193,002
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Accrued expenses                              $  27,760      $  27,584
                                                       ---------      ---------
           Total Current Liabilities                      27,760         27,584
                                                       ---------      ---------

Stockholders' Equity:
         Preferred stock - $.01 par value
          1,000,000 shares authorized
          none issued and outstanding                       --             --

         Common stock - $.001 par value,
          100,000,000 shares authorized;
          1,749,541 shares issued and
           outstanding                                     1,749          1,749

         Additional paid-in capital                      182,066        182,066
         Retained earnings                               (18,929)       (18,397)
                                                       ---------      ---------
           Total Stockholders' Equity                    164,886        165,418
                                                       ---------      ---------

Total Liabilities and
 Stockholders' Equity                                  $ 192,646      $ 193,002
                                                       =========      =========

    The accompanying notes are an integral part of the financial statements.

                                SSI CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                              For the One
                                                             Month Period
                                                                Ended
                                                              December 31,
                                                                 1996
                                                              -----------
Cash Flows from Operating Activities:
         Net loss                                              $    (532)
         Changes in operating liabilities:
            Increase in accrued expenses                             176
                                                               ----------
Net Cash (Used by) Operating Activities                             (356)
                                                               ---------

Cash, Beginning of Period                                        193,002
                                                               ---------


Cash, End of Period                                            $ 192,646
                                                               ---------


    The accompanying notes are an integral part of the financial statements.

                                SSI CAPITAL CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                        For the One
                                                        Month Ended
                                                        December 31,
                                                           1996
                                                        -----------
Revenue:
         Interest income                                 $      651
                                                         ----------

Expenses
         Legal and professional                                 731
         Transfer fees                                          142
         Storage                                                167
         Miscellaneous                                           26
         Other                                                  117
                                                          ---------
           Total Expenses                                     1,183
                                                          ---------

Net Loss                                                       (532)
                                                          =========

Loss per Share                                            $     nil
                                                          =========

Weighted Average Number of
Common Shares Outstanding                                 1,749,541
                                                          =========

                                SSI CAPITAL CORP.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1996


(1)      Organization
         ------------

         SSI Capital Corp. (SSI) a New York corporation, was incorporated on January 30, 1981. SSI originally had a November 30 year end and has changed its year end to December 31. This financial statement has been prepared for the one month transition period related to the change in fiscal year end.

(2)      Unaudited Statements
         --------------------

         The balance sheet as of December 31, 1996, the statement of operations and the statement of cash flows for the one month period ended December 31, 1996 have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31,1996, and for the one month period there ended, have been made.

                                     ITEM 2
                                     ------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion of the financial condition and results of operations of the Company relates to the three (3) months ended June 30, 1996 and 1997, the six (6) months ended June 30, 1996 and 1997, and the transition month of December 1996, and should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report. Certain statements in this Report are forward-looking. Actual results of future events could differ materially. Among the factors that could cause actual results to differ are the timely availability and acceptance of new products, the impact of competitive products and pricing and the lack of long-term contracts with distributors and purchasers.

Termination of Status as Subsidiary-S Corporation.
--------------------------------------------------

     The filing of this quarterly report is the first periodic report being filed by the Company which reflects the consolidation of the Company with its wholly-owned subsidiary, OraLabs, Inc. (the "Subsidiary"). This structure was created as a result of the business combination (commonly referred to as a reverse triangular merger) between the Company and the Subsidiary which closed on May 1, 1997, and which was reported upon in Forms 8-K previously filed. Until the closing of the transaction, the Subsidiary was an S Corporation, which was changed to a regular C Corporation effective with the closing of the merger on May 1, 1997. This change has an impact in various parts of the financial statements, including: (i) distributions previously made to shareholders of the S Corporation are recharacterized as dividends in the consolidated financial statements, (ii) there was no accrual for income taxes while the Subsidiary was an S Corporation (as income is passed for tax purposes directly to the shareholders); and (iii) the reclassification of undistributed S Corporation earnings during the periods covered by the financial statements.

Results of Operations.
----------------------

For the Six Months Ending June 30, 1997 as Compared With the Six Months Ending June 30, 1996.
--------------------------------------------------------------------------------

     Sales increased $551,701 (up 23.2%). We attribute this growth in part to the introduction of our lip balm product which occurred in July 1996 and in part to expanded international distribution.

     Gross profit increased $399,467 (up 30.2%). We attribute the increase in gross profit as a percentage of sales from 55.5% to 58.7% in part to volume discounts from material suppliers and in part to increased automation reducing cost of labor.

     Salaries increased $97,402 (59.2%). This was the result of an increase to additional staffing in sales and engineering.

     The stock issued to two employees of the Subsidiary for services in the amount of $340,000 is a non-recurring item. The employees' services are in the areas of human resources and investor relations, which the Subsidiary was required to address as part of preparing for its entry into the public marketplace.

     Gain on sale of securities decreased by $91,875. This was a result of the Company's distributing substantially all of its securities held for investment prior to year end 1996 and maintaining cash in liquid money markets in 1997.

     The Company was an S Corporation through April 30, 1997, with net income passing through to the owners' personal income. Effective May 1, 1997, the Company converted to a C Corporation. The $123,576 of income taxes reflects the accrual of two months of income taxes through June 30, 1997.

For the Three (3) Months Ending June 30, 1997 as Compared With the Three Months Ending June 30, 1996
--------------------------------------------------------------------------------

     Comments above with respect to the results of operations for the comparative six (6) month periods are similarly applicable to the comparison of the three (3) month periods, insofar as the comments relate to the increase of salaries, the accrual of income taxes, the stock issued for services and the gain on sale of securities. Management devoted a considerable amount of time to the closing of the merger during the three (3) month period ended June 30, 1997.

The Transition Period of December 1996
--------------------------------------

     After the completion of the merger, the Company changed its fiscal year from a November year end to a December year end, resulting in a one month transition period of December 1996 (as previously reported in a Form 8-K). In accordance with applicable rules, the financial statements in this report include an unaudited balance sheet, statement of cash flows and statement of operations for the Company for the one month period of December 31, 1996. Those statements evidence the non-activity of the Company during the month and reflect that the total assets of the Company consisted solely of the cash in the Company's bank account.

Liquidity and Capital Resources.
--------------------------------

Balance Sheet as of June 30, 1997 Compared to December 31, 1996
---------------------------------------------------------------

     Cash increased $636,425. This is primarily due to the creation of the parent-subsidiary relationship upon closing of the merger, as approximately $189,000 was then held by the parent and approximately $325,000 was added from closing a private placement. The balance was primarily additional cash from operations.

     Accounts payable and accrued expenses decreased $128,319. This is a result of inventories being higher as of December 31, 1996 than on June 30, 1997.

     Additional paid-in capital increased $1,023,065. This is primarily the result of shares issued in connection with or as part of closing the merger and the private placement which was closed soon thereafter. The balance represents the reclassification of undistributed S Corporation earnings in the amount of $171,786.

     Retained earnings decreased $427,342. This is a result of reclassification of undistributed S Corporation earnings (i.e., $171,786), net income for the six month period ended June 30, 1997 (i.e., $459,587), and dividends paid (i.e., $715,143).

Impact of Inflation
-------------------

     The Company's financial condition has not been affected by the modest inflation of the recent past. The Company believes that revenues will not be materially effected by inflation in part because the Company's current products are primarily very low cost, impulse items (under $0.99 cents to consumers).

                          PART II - OTHER INFORMATION

Item 2 Change in Securities. (c) On May 1, 1997, the Company closed its merger with a privately held company, OraLabs, Inc., (the "Subsidiary"), pursuant to which the shareholders of the Subsidiary were issued a total of 15,597,399 shares of the Company's Common Stock and a total of 250,000 shares of Common Stock were issued to the two largest shareholders of the Company and one other accredited investor with respect to the transaction. The consideration for the shares was the closing of the merger agreement and the shares were issued pursuant to Sections 3(b), 4(2) and 4(6) of the Securities Act of 1933, as amended (the "Act").

     On June 5, 1997, the Company closed a private placement of 650,000 shares of its Common Stock to a class of accredited investors. The issuance was not registered under the Act in reliance upon the exemptions contained in Sections 3(b), 4(2), 4(6), and Regulation D.

Item No. 5. Other Information. Earlier this year, the Company changed its fiscal year end from November to December. In accordance with the provisions of Rule 13a-10(d), this quarterly report includes information on the one month transition period of December 1996.

Item No. 6. Exhibits and Reports on Form 8-K.
            ---------------------------------

(a)

     (2) Merger Agreement and Plan of Reorganization is incorporated by reference from the Company's filing on Form 8-K (date of report, May 1, 1997).

     (27) Financial Data Schedule

(b) The following reports on Form 8-K were filed during the quarter reported upon in this report:

          (i) The report filed May 14, 1997 with respect to a Date of Report of May 1, 1997, reported upon the merger between the Company and the Subsidiary (including the change in control of the Company and the acquisition of assets), as well as a change in the Company's certifying accountant.

          (ii) The report filed June 6, 1997, with respect to a Date of Report of May 29, 1997, which reported upon the Company's change in fiscal year.

          (iii) Amendment No. 1 filed June 30, 1997 with respect to the Form 8-K described in paragraph (i) above. The filing included the following financial statements: (i) OraLabs, Inc. Financial Statement and Report of Independent Certified Public Accountants (December 31, 1996 and 1995), and OraLabs, Inc. Financial Statements and Report of Independent Certified Public Accountants, December 31, 1995 and 1994; (ii) unaudited, pro forma combined financial statements respecting the Company and OraLabs, Inc., (the Subsidiary).

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SSI CAPITAL CORP.



                                By:      /s/ Gary Schlatter
                                        ----------------------------------------
                                         Gary Schlatter, President

                                By:      /s/ Emile Jordan
                                         ---------------------------------------
                                         Emile Jordan, Chief Financial Officer

Dated: August 14, 1997

                                  EXHIBIT INDEX


          (2) Merger Agreement and Plan of Reorganization is incorporated by reference from the Company's filing May 14, 1997 on Form 8-K (date of report, May 1, 1997).

          (27) Financial Data Schedule (filed herewith)