Form 10-Q/A
period 1997-06-30
SSI CAPITAL CORP
filed 1997-11-12
CIK 357245

FORM 10-Q Quarterly Report Under Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the period ended    June 30, 1997
                                 -------------

                                       or

[ ] Transition Report Pursuance to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                   to                          .
                               -----------------    -----------------------



Commission File Number       0-12893
 ------------------------------------


             SSI CAPITAL CORP. (Now known as OraLabs Holding Corp.)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  New York                                  14-1623047
--------------------------------------------------------------------------------
         (State or other jurisdiction of                   (I.R.S. Employer
           incorporation or organization)                 Identification No.)


       2901 S. Tejon, Englewood, Colorado                      80110
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

                     [ X ]    Yes              [  ]      No

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

                     [   ]    Yes              [  ]      No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
As of June 30, 1997, Registrant had 18,246,940 shares of common stock, $.001 Par Value, outstanding.

                                     ITEM 2
                                     ------
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

Termination of Status as Sub-S Corporation.
-------------------------------------------

     The filing of this quarterly report is the first periodic report being filed by the Company which reflects the consolidation of the Company with its wholly-owned subsidiary, OraLabs, Inc. (the "Subsidiary"). This structure was created as a result of the merger between the Company and the Subsidiary which closed on May 1, 1997, and which was reported upon in Forms 8-K previously filed. Until the closing of the merger, the Subsidiary was a Sub-S Corporation, which was changed to a regular C Corporation effective with the closing of the merger on May 1, 1997. This change has an impact in various parts of the financial statements, including: (i) distributions previously made to shareholders of the Sub-S Corporation are recharacterized as dividends in the consolidated financial statements, (ii) there was no accrual for income taxes while the Subsidiary was a Sub-S Corporation (as income is passed for tax purposes directly to the shareholders); and (iii) the reclassification of undistributed Sub-S Corporation earnings during the periods covered by the financial statements.

                           PART II - OTHER INFORMATION

Item No. 5. The sole purposes of this amendment are to delete a box on the cover page which was incorrectly checked by typographical error in the Form 10Q originally filed, and to correct typographical errors in one paragraph of the Management's Discussion and Analysis of Financial Condition and Results of Operation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SSI CAPITAL CORP. (Now known as
                                    OraLabs Holding Corp.)



                                    By:  /s/ Gary Schlatter
                                         Gary Schlatter, President

                                    By:  /s/ Emile Jordan
                                         Emile Jordan, Chief Financial Officer

Dated: November 11, 1997